Form 10-K
period 2005-12-31
Chase Mortgage Finance Trust Series 2005-S3
filed 2006-03-27
CIK 1342512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-07
                      -------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
       (Issuer in respect of Chase Mortgage Finance Trust, Series 2005-S3)
                              (the "Certificates")
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                         52-1495132
----------------------------------------------   ------------------
(State or other jurisdiction of incorporation)   (I.R.S. Employer
                                                 Identification No.

194 Wood Avenue South, Iselin, New Jersey        08830
-----------------------------------------        ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer   |_| Accelerated filer   |_|
      Non-accelerated filer   |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I

Item 1. Business

      Not Applicable.

Item 1A. Risk Factors

      Not Applicable.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

      Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3. Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or JPMorgan Chase Bank, National Association (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, JPMorgan Chase Bank, National Association and Wachovia, N.A., dated as of October 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-S3.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a)   (1)   To the knowledge of the registrant, there is no established public market for the Certificates of any Series.

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-S3 had 48 holders of record.

Item 6. Selected Financial Data

      Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable.

Item 8. Financial Statements and Supplementary Data

      In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Not Applicable.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Not Applicable.

Item 11. Executive Compensation

      Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:

-----------------------------------------------------------------------------------------------------------------------
Chase Mortgage Finance Trust,       Name & Address of Participant                 Original Certificate       % of Class
Series 2005-S3                                                                    Principal Balance
-----------------------------------------------------------------------------------------------------------------------
A1                                  00000908 Citibank, N.A.                               $45,000,000            60.47%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
                                    00000161 MERRIL                                       $10,000,000            13.44%
                                    101 Hudson Street, 9th Floor
                                    Jersey City, NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000901 The Bank of New York                          $5,000,000             6.72%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00000352 Bear Stearns Securities Corp.                 $5,000,000             6.72%
                                    One Metrotech Center North, 4th Floor
                                    Brooklyn, NY 11201-3862
-----------------------------------------------------------------------------------------------------------------------
                                    00002027 Wells Fargo Bank Minnesota, N.A.              $4,920,500             6.61%
                                    733 Marquette Avenue
                                    MAC N9306-057 5th Floor
                                    Minneapolis, MN 55479
-----------------------------------------------------------------------------------------------------------------------
A2                                  00002163 Wachovia Bank N.A. - Phila. Main              $1,304,500            50.57%
                                    530 Walnut Street, 1st Floor
                                    Philadelphia, PA 19101
-----------------------------------------------------------------------------------------------------------------------
                                    00000901 The Bank of New York                          $1,275,000            49.43%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
A3                                  00000908 Citibank, N.A.                              $150,000,000           100.00%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
A4                                  00002164 JPMorgan Chase Bank/                         $50,000,000            34.04%
                                    Correspondence Clearing Services 2
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
                                    00000902 JPMorgan Chase Bank, National                $30,300,000            20.63%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                    00000274 CGM/SAL BR                                   $26,000,000            17.70%
                                    333 W 34th Street, 3rd Floor
                                    New York,  NY 10001
-----------------------------------------------------------------------------------------------------------------------
                                    00000187 J.P. Morgan Securities Inc. - Fixed          $23,586,800            16.06%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000443 PERSHING                                     $10,000,000             6.81%
                                    Securities Corporation
                                    1 Pershing Plaza
                                    Jersey City, NJ 07399
-----------------------------------------------------------------------------------------------------------------------
A5                                  00000902 JPMorgan Chase Bank, National                $40,000,000           100.00%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A6                                  00002212 Investors Bank & Trust Company                $1,205,700            61.81%
                                    200 Clarendon Street 9th Floor
                                    Corporate Actions Unit/TOP57
                                    Boston, MA 02116
-----------------------------------------------------------------------------------------------------------------------
                                    00000443 PERSHING                                        $595,000            30.50%
                                    Securities Corporation
                                    1 Pershing Plaza
                                    Jersey City, NJ 07399
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company             $150,000             7.69%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
A7                                  00000187 J.P. Morgan Securities Inc. - Fixed          $33,900,700           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A8                                  00000187 J.P. Morgan Securities Inc. - Fixed          $36,720,200           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A9                                  00000187 J.P. Morgan Securities Inc. - Fixed          $31,137,600           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A10                                 00000187 J.P. Morgan Securities Inc. - Fixed          $19,527,000           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
A11                                 00000908 Citibank, N.A.                               $31,000,000            62.00%
                                    3800 Citibank Center B3-15
                                    Tampa, FL 33610
-----------------------------------------------------------------------------------------------------------------------
                                    00000901 The Bank of New York                          $8,600,000            17.20%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
                                    00002669 Northern Trust Company                        $3,000,000             6.00%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                    00002027 Wells Fargo Bank Minnesota, N.A.              $2,750,000             5.50%
                                    733 Marquette Avenue
                                    MAC N9306-057 5th Floor
                                    Minneapolis, MN 55479
-----------------------------------------------------------------------------------------------------------------------
A12                                 00000902 JPMorgan Chase Bank, National                $20,000,000            51.95%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company          $18,500,000            48.05%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
A13                                 00000187 J.P. Morgan Securities Inc. - Fixed          $15,600,000            46.43%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
                                    00000997 State Street Bank and Trust Company          $18,000,000            53.57%
                                    1776 Heritage Drive
                                    North Quincy,  MA 02171
-----------------------------------------------------------------------------------------------------------------------
A14                                 00000902 JPMorgan Chase Bank, National                $76,800,000           100.00%
                                    Association
                                    Proxy Services
                                    14201 Dallas Parkway STE 121
                                    Dallas, TX 75254
-----------------------------------------------------------------------------------------------------------------------
A15                                 00000187 J.P. Morgan Securities Inc. - Fixed           $1,100,000           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------
M                                   00000901 The Bank of New York                         $13,761,000           100.00%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
B1                                  00000901 The Bank of New York                          $4,969,000           100.00%
                                    One Wall Street, 6th Floor
                                    New York,  NY 10286
-----------------------------------------------------------------------------------------------------------------------
B2                                  00000652 UBSSEC/CMO                                    $2,676,000           100.00%
                                    299 Park Avenue
                                    New York, NY 10171
-----------------------------------------------------------------------------------------------------------------------
AP                                  00000187 J.P. Morgan Securities Inc. - Fixed           $1,786,552           100.00%
                                    Income
                                    34 Exchange Place, 4th Floor
                                    Jersey City,  NJ 07302
-----------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      Not Applicable.

Item 14. Principal Accounting Fees and Services

      Not Applicable.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

            (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  (3)   Exhibit
                        Number      Description
                        -------     --------------------------------------------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                        99.2        Servicer's Annual Statement of Compliance.

            (b)   See item 15(a)(3) above.

            (c)   Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            CHASE MORTGAGE FINANCE CORPORATION,
            depositor

            By:  /s/ Jerome A. Cipponeri
            ---------------------------------
            Name:  Jerome A. Cipponeri
            Title: President

Date: March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS

                        Exhibit
                        Number      Description
                        -------     --------------------------------------------

                        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                        99.2        Servicer's Annual Statement of Compliance.